Form 10-K
period 2004-12-31
TRIAD AUTOMOBILE RECEIVABLES TRUST 2004-A
filed 2005-03-31
CIK 1283727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to

Commission file number	333-90130-04

Triad Automobile Receivables Trust 2004-A

(Exact name of issuing entity as specified in its charter)

Triad Financial Corporation

(Exact name of servicer as specified in its charter)

Delaware	33-0356705

State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

7711 Center Avenue, Suite 100 Huntington Beach, California	92647

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(714) 373-8300

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑

PART I

Item 1. Business.

A response to Item 1 is omitted in reliance on guidance provided by Bay View Auto Trusts No-Action-Letter (January 15, 1998).

Item 2. Properties.

The trust property includes, among other things: (i) automobile loans secured by new and used automobiles and light duty trucks, (ii) monies received from such automobile loans after February 29, 2004, (iii) an assignment of the security interests in such financed automobiles, (iv) an assignment of the right to receive proceeds from claims on physical damage, credit life and disability insurance policies covering such financed vehicles or the obligors under such automobile loans, (v) such automobile loan files, (vi) amounts that may be held in certain lockbox and bank accounts, (vii) an assignment of rights against certain automobile dealers, (viii) an assignment of rights against certain third-party lenders, (ix) rights under certain transaction documents, and (x) proceeds of the above items.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 31, 2005, there was one holder of record of the certificate representing ownership in the trust. See also Item 12 (Security Ownership of Certain Beneficial Owners and Management). There was no principal market in which the certificate traded.

Item 6. Selected Financial Data.

A response to Item 6 is omitted on guidance provided in the Bay View Auto Trusts No-Action Letter (January 15, 1998).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A response to Item 7 is omitted in reliance on guidance provided in the Bay View Auto Trusts No-Action Letter (January 15, 1998).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 8. Financial Statements and Supplementary Data.

A response to Item 8 is omitted in reliance on guidance provided in the Bay View Auto Trusts No-Action Letter (January 15, 1998).

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

A response to Item 9A is omitted pursuant to 17 C.F.R. § 240.13a-15(a).

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

A response to Item 10 is omitted in reliance on guidance provided in the Bay View Auto Trusts No-Action Letter (January 15, 1998).

Item 11. Executive Compensation.

A response to Item 11 is omitted in reliance on guidance provided in the Bay View Auto Trusts No-Action Letter (January 15, 1998).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Triad Financial Special Purpose LLC was the only holder of record which beneficially owns more than 5% of the trust certificates. The dollar and percentage amounts reflected in the table below are based upon the face amount of the certificates as of the closing date, and do not reflect amortization, if any, since that date.

Name and Address	Amount of Certificates	Percentage of Certificates
of Owner	Beneficially Owned	Beneficially Owned
Triad Financial Special Purpose LLC	no face amount	100%
7711 Center Avenue, Suite 390
Huntington Beach, California 92647

Item 13. Certain Relationships and Related Transactions.

(a)	Transactions with Management and Others.

None.

(b)	Certain Business Relationships.

None.

(c)	Indebtedness of Management.

None.

Item 14. Principal Accountant Fees and Services.

A response to Item 14 is omitted in reliance on the Instruction to Item 14.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	Exhibits.

Exhibit Number	Description
31	Certification of Disclosure Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

99.1	Independent Auditors’ Report dated March 7, 2005

99.2	Annual Statement of Compliance by Servicer dated as of December 31, 2004

(b)	Reports on Form 8-K.

The current reports on Form 8-K attaching the related Monthly Servicer’s Report were filed by the trust on April 13, 2004, for the month ending March 31, 2004, May 12, 2004 for the month ending April 30, 2004, June 14, 2004 for the month ending May 31, 2003, July 12, 2004 for the month ending June 30, 2004, August 12, 2004 for the month ending July 31, 2004, September 13, 2004 for the month ending August 31, 2004, October 12, 2004 for the month ending September 30, 2004, November 12, 2004 for the month ending October 31, 2004, and December 13, 2004 for the month ending November 30, 2004.

(c)	Exhibits to this report are listed in Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2005

TRIAD AUTOMOBILE RECEIVABLES TRUST 2004-A BY: Triad Financial Corporation, as servicer of the Trust
By:	/s/ Mike L. Wilhelms
Name: Mike L. Wilhelms
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31	Certification of Disclosure Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

99.1	Independent Auditors’ Report dated March 7, 2005

99.2	Annual Statement of Compliance by Servicer dated as of December 31, 2004